Form 10-Q
period 1995-09-30
SFFED CORP
filed 1996-01-03
CIK 829803

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-17044

                                  SFFED CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-3063232
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

               88 KEARNY STREET, SAN FRANCISCO, CALIFORNIA 94108
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (415) 955-5800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                    OUTSTANDING AT NOVEMBER 3, 1995
      -----                                    -------------------------------
      Common                                              7,873,247

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           SFFED CORP. AND SUBSIDIARY

                                   FORM 10-Q
                               SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

                               ----------------

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
    Consolidated Statements of Financial Condition September 30, 1995
     and December 31, 1994............................................      3
    Consolidated Statements of Operations Three Months Ended September
     30, 1995 and 1994 and Nine Months Ended September 30, 1995 and
     1994.............................................................      4
    Consolidated Statements of Cash Flows Nine Months Ended September
     30, 1995 and 1994................................................      5
    Notes to Consolidated Financial Statements........................      6
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      7
PART II. OTHER INFORMATION
 Item 1. Legal Proceedings............................................     21
 Item 2. Changes in Securities........................................     21
 Item 3. Defaults Upon Senior Securities..............................     21
 Item 4. Submission of Matters to a Vote of Security Holders..........     21
 Item 5. Other Information............................................     22
 Item 6. Exhibits and Reports on Form 8-K.............................     22
SIGNATURES............................................................     23

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           SFFED CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1995          1994
                                                     ------------- ------------
                                                       (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER-SHARE AMOUNTS)
ASSETS
  Cash and cash equivalents:
    Cash on hand and amounts due from depository in-
     stitutions.....................................  $   24,861       18,306
    Federal funds sold..............................      10,000       34,900
    Securities purchased under agreements to re-
     sell...........................................     161,000      112,000
                                                      ----------    ---------
                                                         195,861      165,206
  Mortgage-backed securities available for sale, at
   market...........................................      74,698       77,458
  Mortgage-backed securities held for investment,
   net (approximate market value of $897,941 at
   September 30, 1995 and $323,257 at December 31,
   1994)............................................     888,332      330,578
  Loans held for sale, net..........................       5,454        3,627
  Loans receivable held for investment, net.........   2,734,353    3,011,504
  Accrued interest receivable.......................      23,659       18,798
  Federal Home Loan Bank stock, at cost.............      31,165       30,049
  Premises and equipment, net.......................      22,138       22,946
  Real estate owned, net............................      27,446       25,784
  Other assets......................................      30,296       23,986
  Excess of cost over fair value of net assets
   acquired (net of accumulated amortization of
   $8,801 at September 30, 1995 and $8,298 at
   December 31, 1994)...............................       8,219        8,722
                                                      ----------    ---------
                                                      $4,041,621    3,718,658
                                                      ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Customer deposits.................................  $2,707,841    2,481,988
  Federal funds purchased...........................         --        35,000
  Securities sold under agreements to repurchase....     821,869      347,679
  Advances from Federal Home Loan Bank of San Fran-
   cisco............................................     218,983      580,983
  Senior notes......................................      49,223       49,158
  Advance payments by borrowers for taxes and insur-
   ance.............................................       4,152        3,425
  Taxes on income...................................       8,246          602
  Other liabilities and accrued expenses............      30,615       23,636
  Unearned income...................................       1,376        1,643
                                                      ----------    ---------
                                                       3,842,305    3,524,114
                                                      ----------    ---------
Stockholders' equity:
  Serial preferred stock--par value $.01 per share;
   4,000,000 shares authorized and unissued.........         --           --
  Common stock--par value $.01 per share; 20,000,000
   shares authorized; 7,870,995 and 7,833,282 shares
   issued and outstanding at September 30, 1995 and
   December 31, 1994, respectively..................          79           78
  Additional paid-in capital........................      70,273       69,912
  Retained earnings--substantially restricted.......     130,749      128,512
  Unrealized loss on securities available for sale,
   net of tax.......................................      (1,457)      (3,449)
  Minimum pension liability adjustment..............        (328)        (509)
                                                      ----------    ---------
    Total stockholders' equity......................     199,316      194,544
                                                      ----------    ---------
                                                      $4,041,621    3,718,658
                                                      ==========    =========

                           SFFED CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      --------------------- ------------------
                                         1995       1994      1995      1994
                                      ----------  --------- --------  --------
                                         (IN THOUSANDS, EXCEPT PER-SHARE
                                                    AMOUNTS)
Interest income:
  Interest on loans.................. $   53,693    47,051   160,950   139,418
  Interest on mortgage-backed securi-
   ties..............................     17,629     6,018    42,837    16,693
  Interest and dividends on
   investments and FHLB stock........      3,057     1,809     8,053     4,643
                                      ----------  --------  --------  --------
                                          74,379    54,878   211,840   160,754
                                      ----------  --------  --------  --------
Interest expense:
  Interest on customer deposits......     34,793    26,554   100,003    73,012
  Interest on Federal Home Loan Bank
   advances..........................      4,371     5,712    19,570    18,503
  Interest on senior notes...........      1,421       334     4,281       334
  Interest on other borrowings.......     13,197     3,215    30,154     8,393
                                      ----------  --------  --------  --------
                                          53,782    35,815   154,008   100,242
                                      ----------  --------  --------  --------
  Net interest income................     20,597    19,063    57,832    60,512
Provision for loan losses............      3,968     2,219     9,309    15,667
                                      ----------  --------  --------  --------
  Net interest income after provision
   for loan losses...................     16,629    16,844    48,523    44,845
                                      ----------  --------  --------  --------
Noninterest income (loss):
  Mortgage banking activities:
    Gain (loss) on sale of real es-
     tate loans......................        (16)        9      (170)      495
    Loan servicing income............      1,454     1,143     4,007     2,986
                                      ----------  --------  --------  --------
                                           1,438     1,152     3,837     3,481
  Loan, deposit and other fees.......      1,421     1,379     3,930     4,358
  Income from real estate partner-
   ships.............................         39        29       196        45
  Other income (loss)................        353      (153)    1,091       (10)
                                      ----------  --------  --------  --------
                                           3,251     2,407     9,054     7,874
                                      ----------  --------  --------  --------
Noninterest expense:
  Compensation and benefits..........      5,607     8,892    22,532    27,519
  Occupancy and equipment............      3,420     3,247    10,258     9,620
  Advertising and promotion..........        336       619     1,754     1,886
  Outside data processing............        970     1,008     2,782     3,052
  Deposit insurance premiums and
   regulatory assessments............      1,747     1,594     5,006     4,585
  Provision for losses on real estate
   owned and other...................      2,200     1,346     3,529     8,034
  Real estate owned operations, net..        431     1,038       921     3,038
  Deferred loan origination costs....       (966)   (1,437)   (3,744)   (4,905)
  Amortization of excess of cost over
   fair value of net assets
   acquired..........................        165       177       503       531
  Other expense......................      2,526     2,571     7,451     7,750
                                      ----------  --------  --------  --------
                                          16,436    19,055    50,992    61,110
                                      ----------  --------  --------  --------
  Income (loss) before income taxes..      3,444       196     6,585    (8,391)
Income tax expense (benefit).........      1,412        81     2,700    (3,493)
                                      ----------  --------  --------  --------
  Net income (loss).................. $    2,032       115     3,885    (4,898)
                                      ==========  ========  ========  ========
Earnings (loss) per share............ $     0.25      0.01      0.48     (0.63)
                                      ==========  ========  ========  ========
Dividends per share.................. $     0.07      0.07      0.21      0.21
                                      ==========  ========  ========  ========

                           SFFED CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1995       1994
                                                           ---------  --------
                                                             (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss)....................................... $   3,885    (4,898)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization of premises and equip-
     ment.................................................     2,433     2,379
    Amortization of excess of cost over fair value of net
     assets acquired......................................       503       531
    Provision for losses, net.............................    12,838    23,701
    Deferred income taxes.................................     1,859    (1,723)
    Increase (decrease) in interest payable...............     7,837      (726)
    Increase in interest receivable.......................    (4,861)     (642)
    Dividend income on FHLB stock.........................    (1,116)     (944)
    (Gain) loss on sales of real estate loans, net........       170      (495)
    Amortization of deferred loan fees....................    (1,414)   (2,011)
    Proceeds from sale of loans originated for sale.......    24,174   130,673
    Originations of loans held for sale...................   (37,014) (153,783)
    Net change in other assets/liabilities................    (7,342)  (11,318)
    Increase (decrease) in income taxes payable...........     4,257    (2,235)
                                                           ---------  --------
  Net cash provided by (used in) operating activities.....     6,209   (21,491)
                                                           ---------  --------
Cash Flows from Investing Activities:
  Principal payments received on mortgage-backed securi-
   ties available for sale................................     6,043    34,482
  Principal payments received on mortgage-backed securi-
   ties held for investment...............................    44,905    21,732
  Purchases of mortgage-backed securities held for invest-
   ment...................................................  (104,472)   (4,074)
  Principal payments received on loans....................   177,044   299,355
  Originations of loans held for investment...............  (409,893) (542,737)
  Loans purchased.........................................   (12,176)      --
  Sales of premises and equipment.........................       208        43
  Purchases of premises and equipment.....................    (1,833)   (1,775)
  Sales of real estate....................................    20,988    34,483
  Investment in and acquisition of real estate............    (1,201)   (1,278)
  Other, net..............................................     3,141    (6,143)
                                                           ---------  --------
  Net cash used in investing activities...................  (277,246) (165,912)
                                                           ---------  --------
Cash Flows from Financing Activities:
  Net increase (decrease) in demand deposits.............. $ 278,487  (133,045)
  Certificate account deposits............................   354,745   731,209
  Certificate account withdrawals.........................  (407,379) (324,883)
  Decrease in borrowings with maturities of three months
   or less................................................  (114,127)  (12,806)
  Proceeds from long-term borrowings......................   914,741   449,540
  Principal payments on long-term borrowings..............  (723,359) (524,395)
  Proceeds from issuance of common stock..................       232       397
  Payment of dividends....................................    (1,648)   (1,644)
                                                           ---------  --------
  Net cash provided by financing activities...............   301,692   184,373
                                                           ---------  --------
Net Increase (Decrease) in Cash and Cash Equivalents......    30,655    (3,030)
Cash and Cash Equivalents at Beginning of Period..........   165,206   163,174
                                                           ---------  --------
Cash and Cash Equivalents at End of Period................ $ 195,861   160,144
                                                           =========  ========
Supplemental disclosures of cash flow information
  Cash paid for:
    Interest on customer deposits......................... $  99,988    72,369
    Interest on borrowings................................    44,130    27,830
    Income taxes..........................................        27       466
  Non-cash investing activities:
    Transfers of loans to real estate owned...............    29,527    48,596
    Loans converted to mortgage-backed securities.........   499,657    92,264
    Mortgage-backed securities transferred from available-
     for-sale portfolio to held-for-investment portfolio..       --    258,344
    Loans transferred from held-for-sale portfolio to
     held-for-investment portfolio........................    11,013    59,814

                          SFFED CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SFFed Corp. (Company) is the holding company for San Francisco Federal Savings and Loan Association (Association). The unaudited consolidated financial statements of the Company included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

   It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

   Certain of the 1994 consolidated financial statement amounts have been reclassified to conform to the 1995 presentation.

2. During the first nine months of 1995, primarily for additional flexibility in borrowings, the Company converted a total of $500 million of its adjustable-rate loans secured by single-family homes into mortgage-backed securities, retaining a recourse liability for possible losses. All mortgage-backed securities converted in 1995 are maintained in the Company's held-for-investment portfolio.

3. Earnings (loss) per share for the three months and nine months ended September 30, 1995 have been computed using the weighted-average number of shares outstanding of 8,218,386 and 8,109,499, respectively, compared with 8,053,581 and 7,825,802 for the year-earlier periods. The weighted-average number of shares for the third quarter and first nine months of 1995 and the third quarter of 1994 includes the dilutive effect of unexercised stock options.

4. In August 1995, the Company signed a definitive agreement wherein the Company will be acquired by First Nationwide Bank in an all-cash transaction for $32 per common share or an aggregate price of approximately $264.2 million. Associated with the approval of the pending merger, a shareholders' meeting is expected to take place in mid December. The Company anticipates the merger to be completed in the first quarter of 1996.

5. During the third quarter of 1995, the Company recorded a one-time $1.6 million reduction in retirement plan expenses reflecting a net curtailment gain arising from the suspension of the Company's defined benefit retirement plan. This gain is net of the costs of enhancing certain retirement benefits under that plan immediately before it was suspended and net of certain other costs associated primarily with enhancing benefits provided under the Company's defined contribution (401(k)) plan.

6. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

SUMMARY

  Net income for the third quarter of 1995 was $2.0 million compared with $0.1 million in the year-earlier period. The Company reported net income for the first nine months of 1995 amounting to $3.9 million compared with a net loss for the 1994 period of $4.9 million. The main differences in the quarterly and year-to-date results between the periods are as follows:

  1. A decline in the Company's net interest margin, partially offset by an increase in interest-earning assets, has decreased net interest income for the first nine months of 1995 by $2.7 million compared with the year-earlier period.

  2. The provision for loan losses, foreclosed real estate and other losses for the third quarter and first nine months of 1995 was $6.2 million and $12.8 million, respectively, compared with $3.6 million and $23.7 million for the same periods in 1994.

  3. Expenses from real estate owned operations amounted to $0.4 million and $0.9 million for the third quarter and first nine months of 1995, respectively, compared with $1.0 million and $3.0 million for the same periods in 1994.

  4. Compensation and benefits expense totalled $5.6 million and $22.5 million for the third quarter and first nine months of 1995, respectively, compared with $8.9 million and $27.5 million for the same periods in 1994.

  These and other changes are discussed below.

NET INTEREST INCOME

  Net interest income for the third quarter and first nine months of 1995 was $20.6 million and $57.8 million, respectively, compared with $19.1 million and $60.5 million for the year-earlier periods. The amount of net interest income is determined from a combination of the amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these assets and liabilities.

  The Company's interest margin on total assets has declined to 2.09% and 1.94% for the third quarter and first nine months of 1995, respectively, compared with 2.22% and 2.34% for the 1994 periods. This decrease is mainly due to market interest rates rising during 1994 before leveling off and then decreasing starting in the first quarter of 1995. The effect of the decrease in margin for the 1995 periods was offset by an increase in interest-earning assets compared with the year-earlier periods. The table on the following page highlights the effect that the change in general market interest rates has had on net interest income, comparing the two quarters and the nine months ended September 30, 1995 and 1994. However, the period-end interest margin on total assets at September 30, 1995 has increased to 2.13% from 1.95% at June 30, 1995 and 1.70% at December 31, 1994. As market interest rates stabilized and began decreasing again starting in the first quarter of 1995, the yield on the Company's portfolio of adjustable-rate mortgages (ARM) and mortgage-backed securities (MBS) with adjustable rates has continued to increase while during the third quarter of 1995 the Company's cost of funds have begun to decrease (see below).

  ARMs and MBS with adjustable rates represent approximately 92% of the Company's portfolio. The fact that the Company's ARMs and adjustable-rate MBS do not reprice to market as rapidly as the Company's interest-bearing liabilities means that initially the Company's interest rate margin decreases during a period of rising interest rates. However, as the rate of increase in interest rates begins to slow or as interest rates level off and/or begin to fall, the Company's interest rate margin will increase.

  Most of the Company's borrowings and customer deposit certificate accounts are short term and adjust to market quite rapidly. Therefore, in periods of rising interest rates, the Company's cost of funds increases as borrowings mature and reprice to market and as savings certificate accounts mature and renew at higher rates. In addition, competition among the financial institutions in the Company's market area for retail customer deposits remains strong and the rates on these deposits remain higher than the rates in the year-earlier period. However, as discussed above, general market interest rates have declined during the second and third quarters of 1995. As a result, the Company's cost of deposits at September 30, 1995 decreased to 5.20% from 5.22% at June 30, 1995 but have increased from 4.99% at March 31, 1995 and 4.61% at December 31, 1994, respectively. The total cost of borrowings increased to 6.61% at September 30, 1995 from 6.37% at year-end 1994. For further discussion see Asset/Liability Management below.

  The changes in net interest income for the third quarter and first nine months of 1995 compared with the year-earlier periods are analyzed in the following table. The table shows the changes by major component, distinguishing between changes related to volume as opposed to changes in interest rates and the net effect of both:

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                               1995 COMPARED WITH 1994 (1)
                                            -----------------------------------
                                                   INCREASE (DECREASE)
                                            -----------------------------------
                                              VOLUME        RATE        NET
                                            ------------ ----------  ----------
                                                     (IN THOUSANDS)
Interest income:
  From loans............................... $      (671)      7,313       6,642
  From mortgage-backed securities..........       9,479       2,132      11,611
  From investment securities...............         621         627       1,248
                                            -----------  ----------  ----------
                                                  9,429      10,072      19,501
                                            -----------  ----------  ----------
Interest expense:
  On customer deposits.....................       1,154       7,085       8,239
  On borrowings............................       6,698       3,030       9,728
                                            -----------  ----------  ----------
                                                  7,852      10,115      17,967
                                            -----------  ----------  ----------
                                            $     1,577         (43)      1,534
                                            ===========  ==========  ==========
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                               1995 COMPARED WITH 1994 (1)
                                            -----------------------------------
                                                   INCREASE (DECREASE)
                                            -----------------------------------
                                              VOLUME        RATE        NET
                                            ------------ ----------  ----------
                                                     (IN THOUSANDS)
Interest income:
  From loans............................... $     5,311      16,221      21,532
  From mortgage-backed securities..........      20,973       5,171      26,144
  From investment securities...............       1,270       2,140       3,410
                                            -----------  ----------  ----------
                                                 27,554      23,532      51,086
                                            -----------  ----------  ----------
Interest expense:
  On customer deposits.....................       6,501      20,490      26,991
  On borrowings............................      15,267      11,508      26,775
                                            -----------  ----------  ----------
                                                 21,768      31,998      53,766
                                            -----------  ----------  ----------
                                            $     5,786      (8,466)     (2,680)
                                            ===========  ==========  ==========

--------

(1) The changes have been computed as follows: average balance changes - change in volume holding initial rate constant; average rate changes - change in average rate holding the initial balance constant; changes attributable to both volume and rate have been allocated proportionately.

  Average assets and liabilities together with average interest rates earned and paid for the three months and nine months ended September 30, 1995 and 1994 are summarized as follows:

                                        THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------   ------------------------------------
                                              1995                 1994                 1995               1994
                                        ------------------   ------------------   -----------------  -----------------
                                        AVERAGE    YIELD/    AVERAGE    YIELD/    AVERAGE   YIELD/   AVERAGE   YIELD/
                                        BALANCE     RATE     BALANCE     RATE     BALANCE    RATE    BALANCE    RATE
                                        ---------  -------   ---------  -------   --------  -------  --------  -------
                                                               (DOLLARS IN MILLIONS)
Interest-earning assets:
 Loans ..........................          $2,728      7.87% $   2,767      6.80% $  2,836     7.57% $  2,735     6.80%
 Mortgage-backed securities .....             976      7.23        429      5.62       818     6.98       401     5.56
 Investment securities...........             195      6.19        151      4.76       182     5.85       146     4.19
                                        ---------   -------  ---------   -------  --------   ------  --------   ------
                                            3,899      7.62      3,347      6.55     3,836     7.36     3,282     6.53
 Noninterest-earning as sets.....             140                  138                 135                150
                                        ---------   -------  ---------   -------  --------   ------  --------   ------
                                        $   4,039      7.36% $   3,485      6.30% $  3,971     7.11% $  3,432     6.24%
                                        =========   =======  =========   =======  ========   ======  ========   ======
Interest-bearing liabilities:
 Deposits........................       $   2,661      5.19% $   2,554      4.13% $  2,649     5.05% $  2,444     3.99%
 Borrowings......................           1,129      6.61        702      5.23     1,083     6.62       750     4.84
                                        ---------   -------  ---------   -------  --------   ------  --------   ------
                                            3,790      5.61      3,256      4.36     3,732     5.50     3,194     4.19
Noninterest-bearing liabilities..              50                   33                  42                 39
Stockholders' equity.............             199                  196                 197                199
                                        ---------   -------  ---------   -------  --------   ------  --------   ------
                                        $   4,039      5.27% $   3,485      4.08% $  3,971     5.17% $  3,432     3.90%
                                        =========   =======  =========   =======  ========   ======  ========   ======
Net earning assets and benefit..        $     109      0.16% $      91      0.12% $    104     0.15% $     88     0.12%
                                        =========            =========            ========           ========
Interest rate margin on
 earning assets..................                      2.17%                2.31%              2.01%              2.46%
Interest rate margin on
 total assets....................                      2.09%                2.22%              1.94%              2.34%

--------
Notes:
(1) The average balances are daily averages.
(2) Non-accrual loans have been included as noninterest-earning assets in the above table.

  At September 30, 1995 and 1994 period-end average interest rates on earning assets and interest-bearing liabilities were as follows:

                                                        AS OF SEPTEMBER 30,
                                                   -----------------------------
                                                        1995           1994
                                                   -------------- --------------
                                                           YIELD/         YIELD/
                                                   BALANCE  RATE  BALANCE  RATE
                                                   ------- ------ ------- ------
                                                       (DOLLARS IN MILLIONS)
Interest-earning assets:
 Loans............................................ $2,735   7.91% $2,822   6.83%
 Mortgage-backed securities.......................    963   7.30     421   5.72
 Investment securities............................    202   6.23     170   5.29
                                                   ------   ----  ------   ----
                                                    3,900   7.67%  3,413   6.62%
                                                            ====           ====
Noninterest-earning assets........................    142            136
                                                   ------         ------
                                                   $4,042         $3,549
                                                   ======         ======
Interest-bearing liabilities:
 Customer deposits................................ $2,708   5.20% $2,573   4.27%
 Borrowings.......................................  1,090   6.61     751   5.69
                                                   ------   ----  ------   ----
                                                    3,798   5.61%  3,324   4.59%
                                                            ====           ====
Noninterest-bearing liabilities...................     45             30
Net worth.........................................    199            195
                                                   ------         ------
                                                   $4,042         $3,549
                                                   ======         ======
Net earning assets and benefit.................... $  102   0.15% $   89   0.12%
                                                   ======         ======
Interest rate margin on earning assets............          2.21%          2.15%
Interest rate margin on total assets..............          2.13%          2.07%

--------
Note: Non-accrual loans have been included as noninterest-earning assets in the above table.

PROVISION FOR LOSSES

  The provision for loan losses for the quarter ended September 30, 1995 of $3.9 million was $1.7 million higher than for the year-earlier period and $3.0 million higher than the quarter ended June 30, 1995. This provision represented additions to loss reserves primarily covering certain multi-family and non-residential real estate loans. The provision for losses on real estate owned and other increased to $2.2 million from $1.3 million during the third quarter of 1995 compared with the year-earlier period. The increase in the quarter primarily represented additional loss reserves on foreclosed real estate. Increases in the provisions during the 1995 third quarter were recorded in response to the increase in nonperforming assets, comprised of nonaccrual loans and foreclosed real estate (REO). Both the provision for loan losses and the provision for losses on real estate owned and other are lower during the nine months ended September 30, 1995 compared with the 1994 period. Net nonperforming assets have increased to $74.1 million at September 30, 1995 from $69.7 at June 30, 1995 and $71.2 million at December 31, 1994, but have decreased from $83.9 million at September 30, 1994. For further discussion of nonperforming assets and reserves for losses, refer to Asset Quality, below.

NONINTEREST INCOME

  Net losses on the sale of mortgage loans for the first nine months of 1995 were $0.2 million compared with net gains on sales of mortgage loans of $0.5 million for the year-earlier period. The volume of loans sold decreased to $24.0 million for the first nine months of 1995 from $131 million during the year-earlier period, see Asset/Liability Management below.

  Loan servicing income increased to $4.0 million for the first nine months of 1995 from $3.0 million a year ago primarily due to the Company converting approximately $500 million monthly adjustable-rate single-family home loans during the first nine months of 1995 into Federal National Mortgage Association (FNMA) MBS. For further discussion, see Asset/Liability Management. In addition, the Company recorded lower amortization of its deferred premium on loan sales during the 1995 period as the anticipated prepayment rate of these loans has slowed primarily due to the increase in market interest rates compared with the prior year. Amortization of the deferred premium on loan sales in the first nine months of 1995 and 1994 was $0.4 million and $0.6 million, respectively. The unamortized balance of the deferred premium on loan sales was $2.4 million at September 30, 1995, compared with $3.0 million a year earlier.

NONINTEREST EXPENSE

  General and administrative expenses decreased by $2.9 million and $3.5 million in the third quarter and first nine months of 1995, respectively, compared with the year-earlier periods. The major components of this decrease were comprised of a reduction in retirement costs due in part to the suspension of the Company's defined benefit pension plan, a decrease in loan commissions of $0.4 million and $1.0 million in the third quarter and first nine months of 1995, respectively, and a decrease in regular compensation expense of $0.4 million and $0.8 million in the third quarter and first nine months of 1995, respectively. These decreases more than offset the decrease of $0.5 million and $1.2 million in deferred loan origination costs in the third quarter and first nine months of 1995, respectively, compared with the prior-year periods.

  Retirement costs, included in compensation and benefits, decreased by $2.5 million and $3.0 million in the third quarter and first nine months of 1995, respectively, compared with the year-earlier periods. During the third quarter of 1995, the Company recorded a one-time $1.6 million reduction in retirement plan expenses reflecting a net curtailment gain arising from the suspension of the Company's defined benefit retirement plan. This gain is net of the costs of enhancing certain retirement benefits under that plan immediately before it was suspended and net of certain other costs associated primarily with enhancing benefits provided under the Company's defined contribution (401(k)) plan. The net gain has been recorded in accordance with Statement of Financial Accounting Standard (FAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Ongoing retirement costs for the quarter and nine months ended September 30, 1995, excluding the curtailment gain, totalled $0.3 million and $2.1 million, respectively, compared with $1.2 million and $3.5 million for the year-earlier periods. The decrease is due to changes in the actuarial assumptions used for the Company's pension plans and also to the suspension of the qualified plan (thus the Company no longer must accrue for future service costs).

  The decreases in loan commissions and deferred loan origination costs were primarily due to the decrease in loan volume in the third quarter and first nine months of 1995 compared with year-earlier periods. For further discussion, see Asset/Liability Management. The decrease in regular compensation expense is primarily due to staff reductions following the closing of several of the Company's loan origination offices and centralizing the Company's loan processing and underwriting functions in the first quarter of 1995.

INCOME TAX EXPENSE (BENEFIT)

  Income tax expense was 41.0% of pre-tax income in the third quarter of 1995 compared with 41.3% for the year-earlier period. The income tax expense was 41.0% of pre-tax income in the first nine months of 1995 compared with income tax benefit of 41.2% on pre-tax loss a year earlier.

PENDING MERGER

  In August 1995, the Company signed a definitive agreement whereby the Company will be acquired by First Nationwide Bank (FNB) in an all-cash transaction for $32 per common share or an aggregate price of approximately $264.2 million. The merger is expected to be completed in the first quarter of 1996. The merger agreement contains operating restrictions on the Company, certain of which are described in the paragraphs which follow. For a complete list of all operating restrictions and other terms of the merger, refer to the Agreement and Plan of Merger, attached as an exhibit to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 13, 1995, which is incorporated herein by this reference. Also, for further discussion, refer to Part II, Item 5--Other Information.

                          ASSET/LIABILITY MANAGEMENT

GENERAL

  Market interest rates began to rise during the first quarter of 1994 in reaction to the Federal Reserve Board's increases in its discount rate in an attempt to forestall the onset of inflation and continued to rise through December 31, 1994 before leveling off and decreasing in the first quarter of 1995. Interest rates have continued to decline during the second and third quarters of 1995, although the decline has slowed in the third quarter. For the reasons discussed in the Company's 1994 Annual Report on Form 10-K, the Company's interest rate margin generally decreases during a period of rising interest rates before stabilizing and increasing again once market interest rates stabilize and/or begin to decline. Thus, the Company's interest rate margin on total assets was 2.13% at September 30, 1995 compared with 1.70% at year-end 1994 and 2.07% at September 30, 1994.

  The Company's customer deposits increased by $226 million during the first nine months of 1995 to $2.71 billion at September 30, 1995. This increase, along with an increase in total borrowings of $77 million, has been used primarily to fund the increase of $323 million in total assets.

REAL ESTATE LOANS AND MORTGAGE-BACKED SECURITIES (MBS)

  Real estate loan originations totalled $440 million for the first nine months of 1995 compared with $691 million in the first nine months of 1994. Originations of 1-4 unit home loans amounted to 90% of total originations for the first nine months of 1995 and 79% in the year-earlier period. This percentage increase in 1-4 unit home loan originations is due to the Company withdrawing from the multi-family residential loan market and a reduction in construction loan originations.

  The demand for fixed versus adjustable-rate loans is sensitive to changes in market interest rates. Interest rates being offered by the Company for fixed-rate 1-4 unit home loans were generally lower in the third and second quarters of 1995 than in the first quarter. Primarily because of these lower rates, and the rates on fixed-rate loans in relation to adjustable rates being offered, 24% and 19% of 1-4 unit loan originations in the third and second quarters of 1995, respectively, were at fixed rates compared with 6% in the first quarter.

  In August 1994, in anticipation of the senior notes issued by the Company in September 1994 and consequent availability of capital contributions enabling the Association to increase its total assets, while maintaining its well capitalized status for regulatory purposes, the Association essentially ceased designating loans at origination as being originated for sale. During the second quarter of 1995 the Company began originating fixed-rate loans for sale again in order to maintain the interest rate sensitivity of its loan portfolio and to once again control the growth of total assets.

  During the third quarter of 1995 the Company converted approximately $100 million of its monthly-adjusting ARM loans held for investment secured by single-family homes into FNMA MBS with recourse to the Company for possible losses. The Company had also converted approximately $400 million of similar-type loans into FNMA MBS during the first half of 1995. All MBS converted in 1995 are in the Company's held-for-investment portfolio. These conversions have enabled the Company to reduce its borrowing costs by using these MBS as collateral for reverse repurchase agreement borrowings at a lower cost than for similar-term FHLB advances.

  In January 1995, the Company purchased $98 million of 9% fixed-rate Government National Mortgage Association MBS. The Company had purchased these MBS to increase its asset size and yield. This purchase has not materially affected the Company's interest rate risk.

  As part of the merger agreement signed with FNB, the Company is restricted from originating loans in excess of $500,000, without the prior written consent of FNB. This restriction has not had a material impact on the origination of loans. For further discussion of this and other restrictions due to the pending merger, refer to the Agreement and Plan of Merger, attached as an exhibit to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 13, 1995, which is incorporated herein by this reference. Also, for further discussion, refer to Part II, Item 5--Other Information.

CUSTOMER DEPOSITS

  Customer deposits increased by $226 million during the first nine months of 1995 to $2.71 billion at September 30, 1995. Early in 1995 the Company began offering a new demand-type account with a minimum balance requirement and an initial interest rate of 5.50%. This account was successful in attracting new funds, rather than transfers from existing deposit accounts with the Company. As discussed above, general market interest rates have declined during the first nine months of 1995 and as a result, during the third quarter of 1995, the interest rate paid on this new demand-type account was lowered to 5.10%. Despite the lower rate, demand for this account has remained strong. During the third quarter of 1995, the Company took advantage of a period of relatively low certificate of deposit maturities by offering competitive rates for certain short-term certificate of deposit accounts, which resulted in the overall quarterly increase of $61 million in certificate accounts.

  Customer deposits are mainly short-term with 60% being withdrawable on demand or in certificate accounts maturing over the next six months. This compares with 48% at year-end 1994. Certificate accounts comprised 69% of total customer deposits at September 30, 1995 compared with 77% at year-end 1994. This decrease reflects the success of the new demand-type account, as total demand deposits have increased by $271 million during the first nine months of 1995. Certificate accounts have decreased by $54 million during the first nine months of 1995 as a result of net withdrawals and transfers to the new demand-type deposit account.

SENIOR NOTES DUE SEPTEMBER 2004

  For the reasons discussed in the Company's 1994 Annual Report on Form 10-K, in September 1994, the Company issued $50 million of 11.20% senior notes due on September 1, 2004. The Company may contribute up to $34 million from the senior note sale proceeds in the form of equity capital to the Association. The

Company made equity capital contributions to the Association from the senior note proceeds of $5.0 million during 1995 and $25.0 million during 1994. These contributions have enabled the Company to increase its total assets by $323 million during the first nine months of 1995 and $170 million during the fourth quarter of 1994, while maintaining the Association's well capitalized status for regulatory purposes.

BORROWED FUNDS

  Borrowed funds increased by $77 million during the first nine months of 1995 to $1.09 billion at September 30, 1995 and had a weighted-average cost at that date of 6.61% compared with 6.37% at December 31, 1994. A large portion of this increase occurred in the second quarter as the growth in total assets during the first quarter of 1995 was funded by the increase in customer deposits discussed above. As discussed above, the Company has been able to reduce its borrowing costs by using its newly-converted MBS as collateral for additional reverse repurchase agreement borrowings as opposed to acquiring higher-costing similar-term FHLB advances. The Company's reverse repurchase agreement borrowings comprise 75% of total borrowings at September 30, 1995 compared with 34% at year-end 1994. In October 1995, because of changes in the Federal Home Loan Bank borrowing policies, the Company began acquiring FHLB advances in lieu of additional reverse repurchase agreement borrowings using MBS as collateral and maintaining the cost benefit over the traditional advance program.

  As part of the merger agreement signed with FNB, the Company is restricted from incurring any indebtedness for borrowed money, including reverse repurchase agreements, with a final maturity falling on any date after June 30, 1996, without the prior written consent of FNB. This restriction has not had any material adverse effect on the Company. For further discussion of this and other restrictions due to the pending merger, refer to the Agreement and Plan of Merger, attached as an exhibit to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 13, 1995, which is incorporated herein by this reference. Also, for further discussion, refer to
Part II, Item 5--Other Information.

INTEREST RATE RISK AND SENSITIVITY

  To minimize interest rate risk, the Company's real estate loan and MBS portfolios are primarily adjustable rate. At September 30, 1995, a total of $3.4 billion, or 92%, of the Company's real estate loan and MBS portfolios have adjustable rates, with the interest rates on $2.9 billion of these loans and MBS being adjustable monthly.

  The sensitivity of earnings to interest rate changes is often measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice within the same time period expressed as a percentage of assets. Generally, the lower the amount of this gap, the less sensitive are an institution's earnings to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. This measure of interest rate risk is discussed in more detail in the Company's 1994 Annual Report on Form 10-K. The Company's gap position at September 30, 1995 and December 31, 1994 is summarized as follows:

                                                       MATURITY/RATE SENSITIVITY
                          ------------------------------------------------------------------------------------
                               0-6 MONTHS           7-12 MONTHS           1-3 YEARS           OVER 3 YEARS
                          --------------------- -------------------- -------------------- --------------------
                          9-30-95  12-31-94 (1) 9-30-95 12-31-94 (1) 9-30-95 12-31-94 (1) 9-30-95 12-31-94 (1)
                          -------  ------------ ------- ------------ ------- ------------ ------- ------------
                                                         (DOLLARS IN MILLIONS)
Cumulative gap, interest
 earning assets over
 (under) interest
 bearing liabilities....  $1,493      1,531       459        765       105       161        102        97
Cumulative gap, as a
 percent of interest
 earning assets.........    38.3%      42.6      11.8       21.3       2.7       4.5        2.6       2.7

--------
(1) The Company, commencing in 1995, classified all transaction account maturities to the 0-6 months maturity category. Consequently, all transaction accounts in 1994 have been reclassified to conform with 1995 presentation.

  The changes in the various gap categories in the above table during the period were mainly the result of the additional demand-type customer deposits obtained by the Company and both customer deposits and borrowings moving between categories as they get closer to maturity or mature and are renewed.

INTEREST RATE MARGIN

  The Company's interest rate margin on total assets has improved to 2.13% at September 30, 1995 from 1.70% at December 31, 1994 and 2.07% at September 30, 1994. As discussed in the Company's 1994 Annual Report on Form 10-K, the cost of the Company's interest-bearing liabilities reacts to changes in market interest rates faster than the yield on its earning assets, which are primarily indexed to the slower-moving Federal Home Loan Bank Eleventh District Cost of Funds Index (COFI). As discussed in the Company's 1994 Annual Report on Form 10-K, there is a minimum of a two-month delay between a change in the COFI and the related change in the interest rates on the Company's loans indexed to the COFI. During the first nine months of 1995, the COFI has increased by 77 basis points. During the second quarter of 1995 the COFI peaked at 5.18% and has been declining since. The September 1995 COFI was 5.11%. The combined yield on the Company's loan and MBS portfolios increased by 97 basis points during the first nine months of 1995 to 7.75% at September 30, 1995 and improved 106 basis points from September 30, 1994. Because of the many factors involved, the Company is unable to accurately predict changes in its interest rate margin.

                                 ASSET QUALITY

  There has been no material change in the California economy or real estate market during the first nine months of 1995. The commercial real estate market remains weak and the demand for new homes is slow compared with earlier years. The Company's net nonperforming assets at September 30, 1995 were $74.1 million, or 1.83% of total assets compared with $71.2 million, or 1.91% at year-end 1994, respectively.

  Foreclosure activity has remained at a relatively high level during the first nine months of 1995, totalling $34.1 million for the first nine months of 1995 compared with $48.5 million during the year-earlier period. Foreclosure activity in 1-4 unit home loans was similar to the first nine months of 1994, with 60 homes with outstanding principal balances totalling $11.5 million being acquired during the nine months ended September 30, 1995. The 1995 activity includes the foreclosure of a $13.4 million land development loan, to be discussed in further detail below. Sales of REO properties during the first nine months of 1995 totalled $23.8 million, including multi-family residential and commercial real estate properties with a book value of $11.0 million.

  Charges to expense during the first nine months of 1995 for provisions for loan and REO losses totalled $9.3 million and $2.5 million, respectively. These charges were primarily related to certain loans secured by multi-family and commercial real estate and foreclosed multi-family, commercial real estate and land development properties where information obtained during the current period indicated a significant decrease in credit quality or decrease in property values. In addition to these charges, a provision for loss on a real estate joint venture was recorded in the second quarter of 1995 amounting to $1.0 million.

  Loans 30 days or more delinquent increased by $4.6 million, or 4%, during the first nine months of 1995 to $112.0 million at September 30, 1995. Loans 30 to 59 days delinquent increased by $2.9 million, or 6%, from year-end 1994 levels to $53.2 million at September 30, 1995, including reductions in multi-family home loan delinquencies of $5.8 million. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1995 and December 31, 1994:

SEPTEMBER 30, 1995:

                                         NUMBER OF DAYS DELINQUENT
                                ----------------------------------------------
                                  30-59       60-89     90 OR MORE    TOTAL
                                ----------  ----------  ----------  ----------
                                AMOUNT  %   AMOUNT  %   AMOUNT  %   AMOUNT  %
                                ------ ---  ------ ---  ------ ---  ------ ---
                                           (DOLLARS IN MILLIONS)
1-4 unit family homes.........  $41.9  2.0% $11.8  0.6% $25.8  1.3% $ 79.5 3.9%
Multi-family homes............    3.5  0.5    7.5  1.2    7.1  1.1    18.1 2.8
Construction and land develop-
 ment.........................    0.4  0.9    0.8  2.1    1.7  4.3     2.9 7.3
Commercial real estate........    6.1  1.3    --   --     2.8  0.6     8.9 1.9
Consumer and other............    1.3  1.2    0.5  0.5    0.8  0.8     2.6 2.5
                                -----  ---  -----  ---  -----  ---  ------ ---
Total.........................  $53.2  1.6% $20.6  0.6% $38.2  1.2% $112.0 3.4%
                                =====  ===  =====  ===  =====  ===  ====== ===

DECEMBER 31, 1994:

                                        NUMBER OF DAYS DELINQUENT
                              ------------------------------------------------
                                30-59       60-89     90 OR MORE      TOTAL
                              ----------  ----------  -----------  -----------
                              AMOUNT  %   AMOUNT  %   AMOUNT  %    AMOUNT  %
                              ------ ---  ------ ---  ------ ----  ------ ----
                                          (DOLLARS IN MILLIONS)
1-4 unit family homes.......  $34.9  2.0% $11.6  0.7% $20.5   1.2% $ 67.0  3.8%
Multi-family homes..........    9.3  1.4    1.0  0.2    3.2   0.5    13.5  2.1
Construction and land devel-
 opment.....................    0.5  1.0    --   --    14.9  27.7    15.4 28.7
Commercial real estate......    3.8  0.8    1.3  0.2    3.6   0.7     8.7  1.7
Consumer and other..........    1.8  1.8    0.4  0.4    0.6   0.6     2.8  2.8
                              -----  ---  -----  ---  -----  ----  ------ ----
Total.......................  $50.3  1.6% $14.3  0.5% $42.8   1.4% $107.4  3.5%
                              =====  ===  =====  ===  =====  ====  ====== ====

--------
Note:The above amounts represent total remaining principal balances of the related loans rather than the payment amounts which are overdue. The 1995 amounts for 1-4 unit family home loans included securitized loans where the Company has retained a recourse liability for possible losses.

  Nonperforming assets are defined by the Company as nonaccrual loans, primarily loans that are 90 days or more delinquent, and real estate acquired by foreclosure. Such assets together with restructured loans (see below) are summarized as follows as of September 30, 1995 and December 31, 1994:

                            SEPTEMBER 30, DECEMBER 31,
                                1995        1994 (2)
                            ------------- ------------
                              (DOLLARS IN MILLIONS)
Nonaccrual loans:
  1-4 unit family homes...      $25.8         20.5
  Multi-family homes......       10.9          3.8
  Construction and land
   development............        1.7         14.9
  Commercial real estate..        6.5          5.0
  Consumer and other......        0.8          0.6
                                -----         ----
                                 45.7         44.8
                                -----         ----
Real estate acquired by
 foreclosure:
  1-4 unit family homes...       10.2          9.5
  Multi-family homes......        4.6          6.1
  Construction and land
   development............       10.2          4.3
  Commercial real estate..       11.6         14.9
  Consumer and other......        0.1          --
                                -----         ----
                                 36.7         34.8
                                -----         ----
  Gross nonperforming as-
   sets...................       82.4         79.6
Specific allowances for
 losses...................       (8.3)        (8.4)
                                -----         ----
Net nonperforming assets..      $74.1         71.2
                                =====         ====
Percent of total assets...       1.83%        1.91
                                =====         ====
Restructured loans, ex-
 cluding nonaccrual loans
 (1)......................      $ 4.3         29.6
                                =====         ====

--------
(1) Loans where the Company has granted concessions to borrowers because of financial difficulty. During 1995 the Company reevaluated its policies on restructured loans and determined that several loans that had been restructured were current for several years and had reverted back to original note terms.
(2) Certain 1994 balances have been reclassified to conform with 1995 presentation.

  Changes in nonperforming assets during the first nine months of 1995 are analyzed as follows:

 1-4 UNIT FAMILY HOMES

  Total delinquent loans at September 30, 1995 increased to 3.9% of the total portfolio compared with 3.3% at June 30, 1995 and 3.8% at year-end 1994. Much of the quarterly increase took place in September 1995, apparently the result of a decrease in the number of working days compared with prior months. Numerous loan payments received on the first working day in October 1995 were for loans that were 30 days delinquent at the end of September. Total delinquent loans at the end of October 1995 have decreased to 3.5% of the total portfolio. Regarding the overall increase in loan delinquencies, it should be noted that industry publications indicate the industry as a whole is experiencing a similar trend. Loan foreclosure activity during the first nine months of 1995 was similar to the Company's 1994 experience with 60 homes with outstanding loan principal balances totalling $11.5 million being acquired through foreclosure. Sales of 57 foreclosed homes with a book value of $11.0 million closed during the first nine months of 1995. The average ratio of loss to book value on these sales was 15.2% compared with an average loss ratio of 18.7% on 1994 sales of foreclosed homes.

 MULTI-FAMILY HOMES

  There has been no significant change in the overall performance of this portfolio during the first nine months of 1995. Delinquent loans totalled $18.1 million, or 2.8% of total loans at September 30, 1995, compared with

$13.5 million and 2.1%, respectively, at year-end 1994. Nonaccrual loans increased by $7.1 million during the first nine months of 1995 to $10.9 million at September 30, 1995. This increase was due in part to the transfer of a $3.8 million loan to an insubstance foreclosure status. The loan is 60 days delinquent, the property has occupancy and deferred maintenance problems and the borrower is believed to have insufficient financial resources to resolve these problems. A $0.7 million specific loss reserve was established for this loan in 1994 and an additional $0.2 was established in the third quarter of 1995.

  The Company's "special mention" loan category at September 30, 1995 includes six multi-family loans with outstanding balances of $14.7 million. These loans are current but are being monitored because of prior debt relief requests, deferred maintenance problems and other factors.

CONSTRUCTION AND LAND DEVELOPMENT

  A land development project in Fairfield, California with a net book value of $12.3 million was acquired by foreclosure during the second quarter of 1995. As part of the foreclosure, the Company received a $4.5 million note secured by real estate with an estimated value of $6.0 million. Additionally, the first deeds of trust on properties formerly held by the borrower with outstanding principal balances of $0.6 million were assigned to the Company. The Company has recorded a specific REO loss allowance of $1.2 million on this property during the third quarter of 1995. This property is currently being marketed.

COMMERCIAL REAL ESTATE

  At September 30, 1995, just ten loans out of the total portfolio of 586 loans were 30 days or more delinquent. These loans had outstanding principal balances of $9.0 million, or 1.9% of the portfolio total at September 30, 1995 compared with 17 loans with outstanding principal balances of $8.7 million at year-end 1994. Nonaccrual loans increased by $0.9 million during the quarter to $6.5 million at September 30, 1995 compared with $5.6 million at June 30, 1995 and $5.0 million at December 31, 1994. Two loans became nonaccrual during the quarter with outstanding balances of $2.9 million and properties securing two loans with outstanding balances of $2.1 million were acquired by foreclosure.

REGULATORY CLASSIFICATION OF ASSETS

  As part of the evaluation of its loan portfolio, the Company takes into account general economic and real estate market conditions and other factors that could have an impact on the future performance of its loan portfolio and REO inventory. These factors are part of the process of identifying loans with certain weaknesses or deficiencies that are classified for regulatory reporting purposes, depending on the severity of the problem, as special mention, substandard, doubtful or loss. The level of assets classified in these various categories is taken into account in determining the appropriate level of the Company's general valuation allowances. In addition to the nonperforming assets included in the above table, assets classified as substandard for regulatory purposes at September 30, 1995 and December 31, 1994 included the following real estate loans:

                                                           LOAN BALANCES
                                                     --------------------------
                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1995          1994
                                                     ------------- ------------
                                                           (IN MILLIONS)
1-4 unit homes......................................     $ 2.1          3.0
  Loans secured by properties with real estate taxes
   two or more years delinquent.
Multi-family residential............................       9.5          9.9
  Comprised primarily of loans which are current or
   30 to 60 days delinquent secured by properties
   with vacancy-related problems.
Commercial real estate..............................      12.3         16.9
  Comprised primarily of loans which are current but
   where the properties securing the loans have cash
   flow problems, mainly vacancy related, or where
   the Company has been unable to obtain current
   financial information from the borrowers.
Construction and land development...................       2.1          1.2
  Includes a matured loan (balance of $0.6 and $1.0
   million at September 30, 1995 and December 31,
   1994, respectively) which is current, but
   projected sales have been slower than originally
   forecast.

  Additionally, at September 30, 1995 and December 31, 1994, the Company's watch list of closely monitored loans included the following loans classified as special mention for regulatory purposes:

                                                            LOAN BALANCES
                                                      --------------------------
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
                                                            (IN MILLIONS)
   Commercial real estate............................     $40.0         16.8
   Multi-family residential..........................      14.6          9.8
   Construction and land development.................       0.6          0.3
                                                          -----         ----
                                                          $55.2         26.9
                                                          =====         ====

  At the date indicated, these loans did not exhibit the problems that would require them to be classified as substandard, but there were potential weaknesses that could lead to a substandard classification in future periods. During the first quarter of 1995, the Company revised and broadened its criteria for placing loans in its special mention category, accounting for much of the increase in special mention commercial real estate loans.

VALUATION ALLOWANCES

  As discussed in its 1994 Annual Report on Form 10-K, the Company regularly reviews its various asset categories to determine the adequacy of its general and specific valuation allowances, charging or crediting earnings, as appropriate, with any changes considered necessary. The net charge to expense for the first nine months of 1995, $12.8 million, included adjustments to the levels of general valuation allowances, loan charge-offs and additional specific valuation allowances. The Company's valuation allowances and certain related ratios at September 30, 1995 and December 31, 1994 were as follows:


                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1995        1994 (2)
                                                    ------------- ------------
                                                      (DOLLARS IN MILLIONS)
   Loans: General allowances.......................     $33.5         32.4
      Specific allowances..........................       5.5          4.4
                                                        -----         ----
                                                         39.0         36.8
                                                        -----         ----
   REO:General allowances..........................       2.8          3.0
      Specific allowances..........................       6.4          6.0
                                                        -----         ----
                                                          9.2          9.0
                                                        -----         ----
                                                        $48.2         45.8
                                                        =====         ====
   Ratios of:
     Total loan allowances to gross loans (1)......       1.2%         1.2
     Total REO allowances to gross REO.............      25.2         25.9
     Total allowances to gross nonperforming as-
      sets.........................................      58.5         57.6
     Total allowances to total assets..............       1.2          1.2

--------

(1) Gross loans include loans converted to MBS where the Company has retained a recourse liability for possible losses.
(2) During the second quarter of 1995 the Company reevaluated its policies on REO loss provisions and reclassified certain REO valuation allowances to real estate owned.

  The level of general and specific valuation allowances has been based on information presently available on the economy, the California real estate market and the Company's knowledge of its loan portfolio and inventory of REO property. Management believes that at September 30, 1995, these allowances are sufficient to cover inherent losses which may be incurred. However, future economic conditions and other factors beyond the Company's control may require future changes in these valuation allowances.

                               CAPITAL RESOURCES

STOCKHOLDERS' EQUITY

  Stockholders' equity (net worth) increased by $4.8 million during the first nine months of 1995 to $199.3 million at September 30, 1995. In addition to the $3.9 million net income from operations discussed above under Results of Operations, which more than offset the cash dividends of $.07 per share of common stock paid on March 1, June 1, and September 1, 1995, see below, net worth was further increased by the following items:

  1. The leveling off and subsequent decrease in market interest rates has had the effect of improving the market value of the Company's portfolio of MBS available for sale compared with year-end 1994. As a result, in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the unrealized loss on securities available for sale decreased thereby reducing the charge to net worth by $2.0 million.

  2. In accordance with the provisions of FAS 87, "Employers' Accounting for Pensions," the Company's required minimum pension liability was reduced due to a change in the discount rate used in the measurement of pension plan benefits. This liability represents the excess of the accumulated benefit obligation over the fair value of pension plan assets and accrued pension liability. The effect of this change has been to reduce the additional pension liability from $0.9 million at year-end 1994 to $0.6 million at September 30, 1995. In addition, the related charge to net worth was reduced to $0.3 million at September 30, 1995 from $0.5 million at year-end 1994.

REGULATORY CAPITAL REQUIREMENTS

  The Association's regulatory capital was in excess of regulatory minimums established pursuant to the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) at both September 30, 1995 and December 31, 1994 and is summarized as follows at those dates:

                                           REGULATORY CAPITAL RATIOS
                                 ----------------------------------------------
                                                  ACTUAL           EXCESS
                                   MINIMUM   ---------------- -----------------
                                 REQUIREMENT 9-30-95 12-31-94 9-30-95 12-31- 94
                                 ----------- ------- -------- ------- ---------
FIRREA Capital Requirements:
  Core capital..................     3.00%     5.39    5.54    2.39     2.54
  Tangible capital..............     1.50      5.39    5.54    3.89     4.04
  Risk-based capital............     8.00     10.83   10.84    2.83     2.84
FDICIA Capital Standards
  (Well Capitalized):
  Leverage......................     5.00      5.39    5.54    0.39     0.54
  Tier 1 risk-based (1).........     6.00      9.58    9.59    3.58     3.59
  Total risk-based..............    10.00     10.83   10.84    0.83     0.84

--------
(1) For the Association, the amount of Tier 1 capital is the same as the amount of its core capital.

  The reduction in the Association's core and tangible capital ratios compared with December 31, 1994 reflects the increase in total assets during the nine months ended September 30, 1995. Net unrealized gains and losses on available-for-sale securities are not taken into account for regulatory capital purposes.

  As discussed in the Company's 1994 Annual Report on Form 10-K , the Office of Thrift Supervision (OTS) has added an interest rate risk component to its risk-based capital regulations. Thrift Bulletin (TB) 67, "Modification of the Interest Rate Risk Component of the Risk-Based Capital Requirement," was issued in August 1995, outlining the procedures that a savings association may follow in calculating the interest rate risk component under the OTS risk-based capital rule. TB 67 notes that a savings institution may be able to adjust the interest rate risk component if the association can demonstrate that the OTS model overstates the association's interest rate risk exposure. Additionally, an association that is well capitalized may use its own internal model to determine the interest rate risk component of its risk-based capital calculation. Based upon its September 30, 1995 calculations, the Association does not have an above normal level of interest rate risk and accordingly does not have an additional requirement.

DIVIDENDS

  Pursuant to a policy adopted in 1993 for the payment of regular quarterly dividends, in January, April and July 1995 the Company declared a cash dividend of $0.07 per share of common stock which was paid on the first of March, June and September 1995. In October 1995, the Company declared a cash dividend of $0.05 per share of common stock which is payable on the first of December 1995 to holders of record on November 15, 1995. The October dividend is less than the $0.07 per share declared in prior quarters principally due to restrictions contained in a definitive agreement whereby the Company will be acquired by First Nationwide Bank. In this regard, refer to Part II, Item 5 hereof.

                                   LIQUIDITY

  The Company's principal sources of funds are set forth in the Company's 1994 Annual Report on Form 10-K and the inflow and outflow of funds for the nine months ended September 30, 1995, with comparative data for the first nine months of 1994, is detailed in the accompanying Consolidated Statements of Cash Flows. The Company believes that its sources of funds are adequate for the Company's projected liquidity requirements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 2. CHANGES IN SECURITIES

  On January 26, 1989, the Board of Directors of SFFed Corp. ("SFFed" or the "Company") declared a dividend distribution of one Right for each outstanding share of the Company's common stock, par value $0.01 per share (the "SFFed Common Stock"), to shareholders of record at the close of business on February 6, 1989 (the "Record Date") and authorized the issuance of one Right (as may be adjusted pursuant to Section 11(p) of the Rights Agreement, as defined below) for each share of SFFed Common Stock issued between the Record Date and the Distribution Date (as defined below) and, in certain circumstances, after the Distribution Date. Upon the occurrence of certain events set forth below, the Rights may become exercisable for SFFed Common Stock and/or other consideration. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated as of January 26, 1989 between the Company and Chemical Trust Company of California, as Rights Agent.

  On August 28, 1995, the Company and First Nationwide Bank ("First Nationwide") executed an Agreement and Plan of Merger, dated as of August 27, 1995, (the "Merger Agreement"), providing for, among other things, the acquisition of the Company by First Nationwide by means of a merger (the "Merger") of a subsidiary of First Nationwide with and into the Company. In connection with the execution of such agreement, the Company executed an amendment (the "Amendment") to the Rights Agreement in order to amend the definitions of "Acquiring Person" and "Adverse Person" set forth in the Rights Agreement to provide that neither First Nationwide nor any of its Affiliates, Associates or subsidiaries will be deemed to be either an Acquiring Person or an Adverse Person by virtue of the fact that First Nationwide or such Affiliate, Associate or subsidiary of First Nationwide is the Beneficial Owner (as defined in the Rights Agreement) solely of SFFed Common Stock (i) of which First Nationwide or such Affiliate, Associate or subsidiary was the Beneficial Owner as of August 27, 1995, together with up to 1% more of the SFFed Common Stock acquired after August 27, 1995 by First Nationwide's Affiliates and Associates (as such terms are defined in the Rights Agreement), (ii) acquired or acquirable pursuant to the grant or exercise of the option granted pursuant to the Stock Option Agreement, dated as of August 27, 1995, between First Nationwide and the Company, (iii) held directly or indirectly in trust accounts, managed accounts and the like or otherwise held in a fiduciary capacity for third parties and (iv) held in respect of a debt previously contracted. The Amendment was executed to facilitate the consummation of the Merger. It is expected that prior to the consummation of the Merger, the Rights will be redeemed in accordance with the provisions of the Rights Agreement.

  The Rights Agreement between the Company and the Rights Agent specifying the terms of the Rights was attached as an exhibit to the Company's Form 8-A, filed with the Securities and Exchange Commission on February 6, 1989, and is incorporated herein by reference. The Amendment was attached as an exhibit to the Company's Form 8-A/A, filed with the Securities and Exchange Commission on September 13, 1995 and is incorporated herein by reference. The foregoing descriptions of the Rights, the Rights Agreement and the Amendment do not purport to be complete and are qualified in their entirety by reference to such exhibits.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  On August 28, 1995, SFFed Corp. ("SFFed") and First Nationwide Bank ("First Nationwide") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 27, 1995, providing for, among other things, the merger (the "Merger") of SFFed with and into a wholly owned subsidiary, which is to be incorporated subject to regulatory approval, of First Nationwide, with SFFed surviving the Merger. Pursuant to the Merger Agreement, each share of the common stock, par value $0.01 per share, of SFFed (the "Common Stock") outstanding on the date of the Merger (excluding shares of Common Stock held by SFFed as treasury stock or shares held by First Nationwide or any of its subsidiaries, but including shares of Common Stock
(i) held by dissenting stockholders and (ii) held directly or indirectly by First Nationwide or SFFed or any of their respective subsidiaries in a fiduciary capacity that are beneficially owned by third parties) will be converted into the right to receive $32.00 in cash, without interest from the effective date of the Merger (the "Merger Consideration").

  Consummation of the Merger is subject to certain standard conditions, including but not limited to the approval of the Merger by the requisite vote of SFFed shareholders cast at a meeting of such holders, and the receipt of all required regulatory approvals, which approvals must be obtained without the imposition of any condition that would (i) result in a Material Adverse Effect (as defined in the Merger Agreement) on First Nationwide, or (ii) significantly reduce the benefits of the transactions contemplated by the Merger Agreement to First Nationwide in the reasonable, good faith judgment of First Nationwide.

  As a condition to the execution and delivery of the Merger Agreement, SFFed and First Nationwide have entered into a stock option agreement, dated as of August 27, 1995 (the "Stock Option Agreement"). Pursuant to the Stock Option Agreement, SFFed granted First Nationwide an option (the "Option") to purchase up to 1,574,638 authorized but unissued shares of Common Stock, representing up to 19.9% of the outstanding shares of Common Stock. The Option is exercisable only upon the occurrence of certain events described in the Stock Option Agreement, none of which has occurred as of the date hereof.

  In connection with entering into the Merger Agreement, the SFFed Board of Directors approved an amendment (the "Amendment") to the Rights Agreement, dated January 26, 1989, between SFFed and Chemical Trust Company of California, as successor to Manufacturers Hanover Trust Company, as Rights Agent (the "Rights Agreement'), so that neither the actions to be taken by First Nationwide in order to effectuate the Merger (as contemplated by the Merger Agreement) nor the execution of the Stock Option Agreement will constitute an event which would allow exercise of the rights under the Rights Agreement (see Part II, Item 2, above).

  The Merger Agreement, the Stock Option Agreement and the Amendment were attached as exhibits to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 13, 1995, and are incorporated herein by reference. The foregoing summaries of the Merger Agreement, the Stock Option Agreement and the Amendment do not purport to be complete and are qualified in their entirety by reference to such exhibits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (b) The Company filed a Form 8-K, Current Report, dated September 13, 1995, with the Securities and Exchange Commission. This filing was made in connection with the August 28, 1995 announcement of the planned merger of the Company into First Nationwide Bank for $32 per common share or aggregate price of approximately $264.2 million.

  The Company filed a Form 8-A/A, dated September 13, 1995, with the Securities and Exchange Commission. This filing was made to disclose the amendment to the Rights Agreement to amend the definitions of "Acquiring Person" and "Adverse Person".

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly auThorized.

                                  SFFED CORP.
-------------------------------------------------------------------------------
                                 (REGISTRANT)

Date: November 9, 1995                               /s/ Paul Weinberg
                                          By: _________________________________
                                              Paul Weinberg Senior Executive
                                             Vice President & Chief Financial
                                                          Officer

Date: November 9, 1995                               /s/ Peter J. Shaw
                                          By: _________________________________
                                               Peter J. Shaw Executive Vice
                                               President & Chief Accounting
                                                          Officer